Form 10-K/A
period 1999-12-31
RECEIPTS ON CORPORATE SECURITIES TRUST SERIES BNSF 1998-1
filed 2000-01-31
CIK 1068932

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            FORM 10-K/A Amendment #1


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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No CK

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) NONE

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NONE

                      DOCUMENTS INCORPORATED BY REFERENCE

   On February 1, 1999 and August 1, 1999 cash distributions were made on the Receipts of Corporate Securities Trust, Series BNSF 1998-1, Amortizing Class. See Part IV, Item 14.3 and attached Trustee's Distribution Statements.

The Form 8-K for the February 1, 1999 Distribution had not been previously filed. The February 1, 1999 Distribution is disclosed in
Part IV, Item 14.3. of this Form 10-K and the Trustee's Distribution Statement is enclosed herewith as part of Exhibit 20.

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